Form 10-K
period 2007-12-31
Wachovia Mortgage Loan Trust, Series 2007-A
filed 2008-03-28
CIK 1393388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For Transition period ______________________________
Commission File Number of issuing entity: 333-
130771
-
04
Wachovia Mortgage Loan Trust, LLC
Series 2007-A Trust
(Exact name of issuing entity as specified in its charter)
Wachovia Mortgage Loan Trust, LLC
(Exact name of depositor as specified in its charter
)
Wachovia Bank, National Association
(Exact name of sponsor as specified in its charter
)
Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)
301 S. College Street, NC5578-Suite G
Charlotte, NC 28288-5578
(Address of principal executive offices of issuing entity)
(704) 715-8239
(Telephone number, including area code)
20-3168291
(I.R.S. Employer Identification No.)
N/A
(Former name, former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act.
Yes No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
[Item 405 of Regulation S-K is not applicable.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,"
"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer
Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes No
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
PART I
The following Items have been omitted in accordance with General Instruction J to
Form 10- K:

Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form
10- K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial
Information).

None.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except
for Certain Derivatives Instruments (Financial Information).

None.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial
Information).

None.

Item 1117 of Regulation AB: Legal Proceedings.

There are no material pending legal or other proceedings involving the mortgage loans or
Wachovia Bank, National Association, as sponsor, Wachovia Mortgage Loan Trust,
LLC, as depositor, Wachovia Mortgage Loan Trust, LLC Series 2007-A Trust, as the
issuing entity, U.S. Bank National Association, as master servicer and certificate administrator, National City Mortgage Co., Fifth Third Mortgage Company, SunTrust
Mortgage, Inc. and Wells Fargo Bank, N.A., as servicers, HSBC Bank USA, National
Association, as trustee, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report relates.

PART II
The following Items have been omitted in accordance wi th General Instruction J to
Form 10- K:

Item 5:
Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.
Item 6: Selected Financial Data.
Item 7:
Management's Discussion and Analysis of Financial Condition and Results of
Operations.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.
Item 8:
Financial Statements and Supplementary Data.
Item 9:
Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.
Item 9A: Controls and Procedures.

Item 9B: Other Information.

None.
PART III
The following Items have been omitted in accordance with General Instruction J to
Form 10- K:

Item 10: Directors and Executive Officers of the Registrant.
Item 11: Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.
Item 13: Certain Relationships and Related Transactions.
Item 14: Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form
10- K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related
Transactions .

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of U.S. Bank National Association, National City Mortgage Co., Regulus Group
LLC, Fifth Third Mortgage Company, SunTrust Mortgage, Inc., SunTrust Bank,
American Security Insurance Company, Standard Guaranty Insurance Company,
TrackSure Insurance Agency, Inc., First American Real Estate Solutions of Texas, L.P.
and Wells Fargo Bank, N.A. (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Reports assessing compliance with the servicing criteria applicable to each Servicing Participant (each, a "Report on Assessment") are attached as exhibits to this Form 10-K. In addition, an attestation report (each, an "Attestation
Report") regarding each Report on Assessment has been prepared by the related
Servicing Participant's registered independent public accounting firm and is attached as an exhibit to this Form 10-K.

Vendors:

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing
Participant has instituted policies and procedures to monitor whether such vendors'
activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment. Where the
Servicing Participant has not instituted such policies and procedures, or where the
Servicing Participant does not otherwise elect to take responsibility for assessing its vendors' activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions:

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

SunTrust Mortgage, Inc.: The Report on Assessment prepared by SunTrust Mortgage,
Inc. ("SunTrust") and the related Attestation Report have identified material instances of noncompliance with two servicing criteria applicable to it. Specifically
With regard to servicing criterion 1122(d)(1)(iv), which contemplates that a fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements, SunTrust determined that it did not strictly maintain the required fidelity bond coverage amount at all times during 2007.
With regard to servicing criterion 1122(d)(2)(vii), which contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts and that such reconciliations contain explanations for reconciling items, which reconciling items are resolved within 90 calendar days of their original identification or such other number of days specified in the transaction agreements, SunTrust determined that certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification.

SunTrust indicates in Appendix B to its Report on Assessment that corrective action was taken to address ongoing compliance. We have not independently verified the accuracy of SunTrust's assertions or the adequacy of its remediation efforts.

American Security Insurance Company, Standard Guaranty Insurance Company and
TrackSure Insurance Agency, Inc.: The Report on Assessment prepared by American
Security Insurance Company, Standard Guaranty Insurance Company and TrackSure
Insurance Agency, Inc. (collectively, "American Security") and the related Attestation
Report identify a material instance of noncompliance. For servicing criterion
1122(d)(4)(xii), which contemplates that any late penalty payments in connection with any payment made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission,
American Security determined that it did not have sufficient policies and procedures to capture the information with respect to its platform transactions necessary to determine compliance with servicing criterion 1122(d)(4)(xii).

American Security does not indicate whether any corrective action has been taken to address ongoing compliance. We have not independently verified the accuracy of
American Security's assertions or the adequacy of its remediation efforts, if any.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each
Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-
backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactio ns that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of U.S. Bank National Association, National City Mortgage Co., Fifth Third
Mortgage Company, SunTrust Mortgage, Inc. and Wells Fargo Bank, N.A. (each, a
"Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. Each Servicer has provided a statement of compliance with its obligations under servicing agreement applicable to such Servicer (a
"Compliance Statement") for the period covered by this Form 10-K, in each case signed by an authorized officer of such Servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K. Except as disclosed below, none of the Compliance Statements has identified any instance where the related Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.
Exception:

SunTrust Mortgage, Inc. ("SunTrust") did not maintain the required fidelity bond coverage amount in accordance with the Pooling and Servicing Agreement at all times during 2007. SunTrust maintained fidelity bond coverage in the amount of $150MM throughout calendar year 2007, which was determined to be insufficient according to applicable Federal National Mortgage Association ("FNMA") transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust has requested a waiver from
FNMA stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual FNMA review. FNMA has verbally agreed to this request, and SunTrust is working to formalize this agreement.

We have not independently verified the accuracy of SunTrust's assertions or the adequacy of its remediation efforts.
PART IV

Item 15.
Exhibits, Financial Statement Schedules.
(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.
(b) Exhibits.
Exhibit
Number
Description
3.1 Limited Liability Company Agreement of Wachovia Mortgage Loan Trust,
LLC (incorporated by reference to Exhibit 3.1 to the Current Report on
Form 8-K filed with the Securities and Exchange Commission on
September 9, 2005).
4.1 Pooling and Servicing Agreement, dated March 27, 2007, among
Wachovia Mortgage Loan Trust, LLC, as depositor, U.S. Bank National
Association, as master servicer and certificate administrator, National City
Mortgage Co., Fifth Third Mortgage Company, SunTrust Mortgage, Inc.
and Wells Fargo Bank, N.A., as servicers, and HSBC Bank USA, National
Association, as trustee (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on May
15, 2007).
4.3 Mortgage Loan Purchase Agreement, dated March 27, 2007, between
Wachovia Mortgage Loan Trust, LLC, as purchaser, and Wachovia Bank,
National Association, as seller (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on May 15, 2007).
31.1 Certification of Wachovia Mortgage Loan Trust, LLC pursuant to Rule
13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of U.S. Bank
National Association as of December 31, 2007 and for the period covered by this Form 10-K.
33.2 Report on Assessment of Compliance with Servicing Criteria of National
City Mortgage Co. as of December 31, 2007 and for the period covered by this Form 10-K.
33.2.a Report on Assessment of Compliance with Servicing Criteria of Regulus
Group LLC as of December 31, 2007 and for the period covered by this
Form 10-K.
33.3 Report on Assessment of Compliance with Servicing Criteria of Fifth Third
Mortgage Company as of December 31, 2007 and for the period covered by this Form 10-K.
33.3.a Report on Assessment of Compliance with Servicing Criteria of American
Security Insurance Company, Standard Guaranty Insurance Company and
TrackSure Insurance Agency, Inc. as of December 31, 2007 and for the
period covered by this Form 10-K.
33.3.b Report on Assessment of Compliance with Servicing Criteria of First
American Real Estate Solutions of Texas, L.P. as of December 31, 2007
and for the period covered by this Form 10-K.
33.4 Report on Assessment of Compliance with Servicing Criteria of SunTrust
Mortgage, Inc. as of December 31, 2007 and for the period covered by this
Form 10-K.
33.4.a Report on Assessment of Compliance with Servicing Criteria of SunTrust
Bank as of December 31, 2007 and for the period covered by this Form 10-
K.
33.5 Report on Assessment of Compliance with Servicing Criteria of Wells
Fargo Bank, N.A. as of December 31, 2007 and for the period covered by this Form 10-K.
34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to U.S. Bank National Association.
34.2 Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to National City Mortgage Co.
34.2.a Attestation Report of KPMG LLP on Assessment of Compliance with
Servicing Criteria relating to Regulus Group LLC.
34.3 Attestation Report of Deloitte & Touche LLP on Assessment of
Compliance with Servicing Criteria relating to Fifth Third Mortgage
Company.
34.3.a Attestation Report of PricewaterhouseCoopers LLP on Assessment of
Compliance with Servicing Criteria relating to American Security
Insurance Company, Standard Guaranty Insurance Company and
TrackSure Insurance Agency, Inc.
34.3.b Attestation Report of PricewaterhouseCoopers LLP on Assessment of
Compliance with Servicing Criteria relating to First American Real Estate
Solutions of Texas, L.P.
34.4 Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to SunTrust Mortgage, Inc.
34.4.a Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to SunTrust Bank.
34.5 Attestation Report of KPMG LLP on Assessment of Compliance with
Servicing Criteria relating to Wells Fargo Bank, N.A.
35.1 Annual Statement of Compliance of U.S. Bank National Association.
35.2 Annual Statement of Compliance of National City Mortgage Co.
35.3 Annual Statement of Compliance of Fifth Third Mortgage Company.
35.4 Annual Statement of Compliance of SunTrust Mortgage, Inc.
35.5 Annual Statement of Compliance of Wells Fargo Bank, N.A.
(c)
Not Applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008
Wachovia Mortgage Loan Trust, LLC
Series 2007-A Trust
By: Wachovia Mortgage Trust, LLC,
as Depositor
By: /s/ Robert J. Perret
Name: Robert J. Perret
Title: Vice President
INDEX TO EXHIBITS
Exhibit
Number
Description
3.1 Limited Liability Company Agreement of Wachovia Mortgage Loan Trust,
LLC (incorporated by reference to Exhibit 3.1 to the Current Report on
Form 8-K filed with the Securities and Exchange Commission on
September 9, 2005).
4.1 Pooling and Servicing Agreement, dated March 27, 2007, among
Wachovia Mortgage Loan Trust, LLC, as depositor, U.S. Bank National
Association, as master servicer and certificate administrator, National City
Mortgage Co., Fifth Third Mortgage Company, SunTrust Mortgage, Inc.
and Wells Fargo Bank, N.A., as servicers, and HSBC Bank USA, National
Association, as trustee (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on May
15, 2007).
4.3 Mortgage Loan Purchase Agreement, dated March 27, 2007, between
Wachovia Mortgage Loan Trust, LLC, as purchaser, and Wachovia Bank,
National Association, as seller (incorporated by reference to the exhibit with the same numerical designation included in the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on May 15, 2007).
31.1 Certification of Wachovia Mortgage Loan Trust, LLC pursuant to Rule
13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of U.S. Bank
National Association as of December 31, 2007 and for the period covered by this Form 10-K.
33.2 Report on Assessment of Compliance with Servicing Criteria of National
City Mortgage Co. as of December 31, 2007 and for the period covered by this Form 10-K.
33.2.a Report on Assessment of Compliance with Servicing Criteria of Regulus
Group LLC as of December 31, 2007 and for the period covered by this
Form 10-K.
33.3 Report on Assessment of Compliance with Servicing Criteria of Fifth Third
Mortgage Company as of December 31, 2007 and for the period covered by this Form 10-K.
33.3.a Report on Assessment of Compliance with Servicing Criteria of American
Security Insurance Company, Standard Guaranty Insurance Company and
TrackSure Insurance Agency, Inc. as of December 31, 2007 and for the
period covered by this Form 10-K.
33.3.b
Report on Assessment of Compliance with Servicing Criteria of First American
Real Estate Solutions of Texas, L.P. as of December 31, 2007
and for the period covered by this Form 10-K.
33.4 Report on Assessment of Compliance with Servicing Criteria of SunTrust
Mortgage, Inc. as of December 31, 2007 and for the period covered by this
Form 10-K.
33.4.a Report on Assessment of Compliance with Servicing Criteria of SunTrust
Bank as of December 31, 2007 and for the period covered by this Form 10-
K.
33.5 Report on Assessment of Compliance with Servicing Criteria of Wells
Fargo Bank, N.A. as of December 31, 2007 and for the period covered by this Form 10-K.
34.1 Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to U.S. Bank National Associa tion.
34.2 Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to National City Mortgage Co.
34.2.a Attestation Report of KPMG LLP on Assessment of Compliance with
Servicing Criteria relating to Regulus Group LLC.
34.3 Attestation Report of Deloitte & Touche LLP on Assessment of
Compliance with Servicing Criteria relating to Fifth Third Mortgage
Company.
34.3.a Attestation Report of PricewaterhouseCoopers LLP on Assessment of
Compliance with Servicing Criteria relating to American Security
Insurance Company, Standard Guaranty Insurance Company and
TrackSure Insurance Agency, Inc.
34.3.b Attestation Report of PricewaterhouseCoopers LLP on Assessment of
Compliance with Servicing Criteria relating to First American Real Estate
Solutions of Texas, L.P.
34.4 Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to SunTrust Mortgage, Inc.
34.4.a Attestation Report of Ernst & Young LLP on Assessment of Compliance
with Servicing Criteria relating to SunTrust Bank.
34.5 Attestation Report of KPMG LLP on Assessment of Compliance with
Servicing Criteria relating to Wells Fargo Bank, N.A.
35.1 Annual Statement of Compliance of U.S. Bank National Association.
35.2 Annual Statement of Compliance of National City Mortgage Co.
35.3 Annual Statement of Compliance of Fifth Third Mortgage Company.
35.4 Annual Statement of Compliance of SunTrust Mortgage, Inc.
35.5 Annual Statement of Compliance of Wells Fargo Bank, N.A.